Form 10QSB
period 2000-04-30
KILIMANJARO GROUP COM INC
filed 2000-05-05
CIK 1091298

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File No. 0-29765

                          Kilimanjaro Group.com Inc.
      (Exact name of small business issuer as specified in its charter)

Nevada                                                                76-0609438
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

         1601 Fifth Avenue, Suite 2100, Seattle, Washington 98101-1686
                   (Address of principal executive offices)

                                (206) 447-7000
               (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES               NO  X
                                ---------        --------

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of April 30, 2000, 2,500,000 shares of common stock, $.001 par value were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                                 INDEX

PART I -- Financial Information                                             Page
Item 1.  Financial Statements..............................................   2

Independent Accountants Report.............................................   3

Balance Sheets as of April 30, 2000 and January 31, 2000...................   4

Statements of Operations for the period from May 27, 1999 (inception) to
April 30, 2000, for the three months ended April 30, 2000, and for the
period from May 27, 1999 (inception) to January 31, 2000...................   5

Statements of Cash Flows for the period from May 27, 1999 (inception) to
April 30, 2000, for the three months ended April 30, 2000, and for the
period from May 27, 1999 (inception) to January 31, 2000...................   6

Statement of Stockholders' Equity from May 27, 1999 (inception) to April
30, 2000...................................................................   7

Notes to the Financial Statements..........................................   8


Item 2.  Management's Discussion and Analysis or Plan of Operation.........  10

PART II -- Other Information...............................................  13

Signatures.................................................................  13

PART I - Financial Information

Item 1.  Consolidated Financial statements

Kilimanjaro Group.com Inc.
(A Development Stage Company)

                                                                           Index
Independent Accountants' Report..........................................    3

Balance Sheet............................................................    4

Statement of Operations..................................................    5

Statement of Cash Flows..................................................    6

Statement of Stockholders' Equity........................................    7

Notes to the Financial Statements........................................    8

                    (The accompanying notes are an integral
                       part of the financial statements)

                        Independent Accountants' Report
                        -------------------------------

To the Board of Directors and Stockholders of Kilimanjaro Group.com Inc.
(A Development Stage Company)
Seattle, Washington

We have reviewed the accompanying balance sheet of Kilimanjaro Group.com Inc. (A Development Stage Company) as of April 30, 2000 and the related statements of operations, stockholders' equity and cash flows for the three month period ended April 30, 2000. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the accompanying balance sheet of Kilimanjaro Group.com Inc. (A Development Stage Company) as of January 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for the period from May 27, 1999 (Date of Inception) to January 31, 2000 and in our report dated February 23, 2000, we expressed an unqualified opinion on those financial statements.

                                                 /s/ Elliott Tulk Pryce Anderson



                                                           CHARTERED ACCOUNTANTS
Vancouver, Canada
May 3, 2000

                    (The accompanying notes are an integral
                       part of the financial statements)

Kilimanjaro Group.com Inc.
(A Development Stage Company)

Balance Sheet
(expressed in U.S. dollars)

                                                      April 30,  January 31,
                                                        2000        2000
                                                          $           $
                                                     (Unaudited)
                                     Assets
License (Note 3)                                             -         -
                                                        ------    ------

                      Liabilities and Stockholders' Equity

Current Liabilities

  Accounts payable                                       1,200     1,200
                                                        ------    ------

Contingent Liability (Note 1)

Stockholders' Equity

Common Stock, 25,000,000 shares authorized with a
  par value of $.001; 2,500,000 shares issued and
  outstanding                                            2,655    2,655

Deficit Accumulated During the Development Stage        (3,855)   (3,855)
                                                        ------    ------
                                                        (1,200)   (1,200)
                                                        ------    ------
                                                             -         -
                                                        ======    ======

                    (The accompanying notes are an integral
                       part of the financial statements)

Kilimanjaro Group.com Inc.
(A Development Stage Company)

Statement of Operations
(expressed in U.S. dollars)


                              Accumulated          For the
                           from May 27, 1999    three months     From May 27, 1999
                          (Date of Inception)       ended       (Date of Inception)
                           to April 30, 2000   April 30, 2000   to January 31, 2000
                                   $                  $                  $
                              (Unaudited)        (Unaudited)
Revenues                                   -                -                     -
                                      ------           ------                ------
Expenses
 Amortization                          1,000                -                 1,000
 License written-off                   1,000                -                 1,000
 Organization expenses                   655                -                   655
 Transfer agent                        1,200                -                 1,200
                                      ------            -----                ------
                                       3,855                -                 3,855
                                      ------            -----                ------
Net Loss                              (3,855)               -                (3,855)
                                      ======            =====                ======

                    (The accompanying notes are an integral
                       part of the financial statements)

Kilimanjaro Group.com Inc.
(A Development Stage Company)

Statement of Cash Flows
(expressed in U.S. dollars)

                                                    Accumulated          For the
                                                 from May 27, 1999    three months     From May 27, 1999
                                                (Date of Inception)       ended       (Date of Inception)
                                                 to April 30, 2000   April 30, 2000   to January 31, 2000
                                                         $                  $                  $
                                                    (Unaudited)        (Unaudited)

Cash Flows to Operating Activities
 Net loss                                                   (3,855)               -                (3,855)
 Non-cash items                                              2,155                -                 2,155
 Accounts payable                                            1,200                -                 1,200
                                                            ------             ----                ------
Net Cash Used by Operating Activities                         (500)               -                  (500)
                                                            ------             ----                ------
Cash Flows from Financing Activities
 Increase in shares issued                                     500                -                   500
                                                            ------             ----                ------
Net Cash Provided by Financing Activities                      500                -                   500
                                                            ------             ----                ------
Change in cash                                                   -                -                     -
Cash - beginning of period                                       -                -                     -
                                                            ------             ----                ------
Cash - end of period                                             -                -                     -
                                                            ======             ====                ======
Non-Cash Financing Activities
 A total of 2,000,000 shares were issued at
 a fair market value of $0.001 per share for
 the acquisition of a License (Note 3)                       2,000                -                 2,000

 Organization costs paid for by a director
 for no consideration treated as additional
 paid in capital                                               155                -                   155
                                                            ------             ----                ------
                                                             2,155                -                 2,155
                                                            ======             ====                ======

Supplemental Disclosures
 Interest paid                                                   -                -                     -
 Income tax paid                                                 -                -                     -

                    (The accompanying notes are an integral
                       part of the financial statements)

Kilimanjaro Group.com Inc.
(A Development Stage Company)

Statement of Stockholders' Equity
From May 27, 1999 (Date of Inception) to April 30, 2000
(expressed in U.S. dollars)

                                                                                Deficit
                                                                              Accumulated
                                                                               During the
                                                             Common Stock     Development
                                                            Shares    Amount     Stage
                                                               #        $          $

Balance - May 27, 1999 (Date of Inception)                         -       -            -
 Stock issued for $500 of organizational expenses            500,000     500            -
 Additional paid in capital for organizational expenses
   incurred by a director on behalf of the Company                 -     155            -
 Stock issued for "The Biocatalyst License" at a fair
   market value of $0.001 per share                        2,000,000   2,000            -
 Net loss for the period                                           -       -       (3,855)
                                                           ---------   -----       ------
Balance - January 31, 2000                                 2,500,000   2,655       (3,855)
 Net loss for the period                                           -       -            -
                                                           ---------   -----       ------
Balance - April 30, 2000 (Unaudited)                       2,500,000   2,655       (3,855)
                                                           =========   =====       ======


                    (The accompanying notes are an integral
                       part of the financial statements)

Kilimanjaro Group.com Inc.
(A Development Stage Company)

Notes to the Financial Statements
(expressed in U.S. dollars)



1.   Development Stage Company

     Kilimanjaro Group.com Inc. herein (the "Company") was incorporated in the State of Nevada, U.S.A. on May 27, 1999. The Company acquired a license to market and distribute a product. As discussed in Note 3, this license is in jeopardy and the Company has retained the right to sue the vendor.

     The Company's new business plan is as a "blank check" company. Under the Securities Act of 1933, a blank check company is defined as a development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies and is issuing "penny stock" securities.

     In a development stage company, management devotes most of its activities in investigating business opportunities. Planned principal activities have not yet begun. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and find an appropriate merger candidate. There is no guarantee that Kilimanjaro will be able to raise any equity financing or find an appropriate merger candidate. There is substantial doubt regarding the Company's ability to continue as a going concern.


2.   Summary of Significant Accounting Policies

     (a)  Year end

          The Company's fiscal year end is January 31.

     (b)  Licenses

          Costs to acquire licenses are capitalized as incurred. These costs will be amortized on a straight-line basis over their remaining estimated useful lives.

     (c)  Cash and Cash Equivalents

          The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

     (d)  Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates.

3.   License

     The Company's only asset is a license to distribute and produce an oxygen enriched water product, called "Biocatalyst," for remediation of sewage and waste water in septic tanks and waste water treatment facilities, and for other similar uses, and the rights accruing from this license. The Company's original business plan was to determine the feasibility of the Biocatalyst sewage and waste remediation application, and, if Biocatalyst proved to be feasible for this application, become a Biocatalyst producer. The Company acquired the three-year license from Mortenson & Associates on July 1, 1999 by issuing 2,000,000 shares at a fair market value of $.001 or $2,000. The general partner of Mortenson & Associates is also a spouse of a former director and officer of the Company. Mortenson & Associates acquired its right to sublicense Biocatalyst to the Company from NW Technologies.

     In December, 1999, David R. Mortenson, Mortenson & Associates' principal, notified the Company that he was involved in a legal dispute with NW Technologies, and would be unable to fulfill his obligations under the license to the Company. As a result, the Company's ability to implement its business plan was seriously undermined. On February 18, 2000, Mortenson & Associates, the Company, and the Company's shareholders, James L. Vandeberg, Kinne F. Hawes and Chapin E. Wilson, entered into a settlement agreement. Under the terms of the settlement agreement, Mortenson & Associates' affiliate, Vitamineralherb.com will grant to Vandeberg, Hawes and Wilson a license to distribute vitamins and similar products in part for his agreement not to pursue his individual claims against Mortenson & Associates. The settlement agreement provides that Mortenson will prosecute his claims against NW Technologies diligently, with a goal toward recovering the Biocatalyst rights. Pursuant to the settlement agreement, the Company has retained its right to prosecute its claims against Mortenson & Associates for breach of contract. The Company has no plans to pursue a claim at this time.

                                 April 30,   January 31,
                                      2000          2000
                                    $             $
                                (Unaudited)
  License
     Cost                            2,000         2,000
     Less amortization              (1,000)       (1,000)
     Less amount written-off        (1,000)       (1,000)
                                    ------        ------
                                         -             -
                                    ======        ======

4.   Related Party Transaction

     The License referred to in Note 3 was sold to the Company by a partnership whose general manager is the spouse of the former officer and director of the Company for consideration of 2,000,000 shares for total fair market consideration of $2,000. These shares were paid evenly to the ten partners.

Item 2.  Management's Discussion and Analysis or Plan of Operation

This report contains forward-looking statements. The words, "anticipate", "believe", expect", "plan", "intend", "estimate", "project", "could", "may", "foresee", and similar expressions are intended to identify forward-looking statements. The following discussion and analysis should be read in conjunction with the Company's Financial Statements and Notes thereto and other financial information included elsewhere in this report which contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in the Company's Form 10-SB filed with the Securities and Exchange Commission.

Overview

     The Company's business plan is to merge with or acquire a business entity in exchange for the Company's securities. The Company has no particular acquisition in mind and has not entered into any negotiations regarding such an acquisition. Neither the Company's sole officer nor any affiliate has engaged in any negotiations with any representative of any company regarding the possibility of an acquisition or merger between the Company and such other company.

     Management anticipates seeking out a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited. Management may engage in such solicitation directly or may employ one or more other entities to conduct or assist in such solicitation. Management and its affiliates will likely pay referral fees to consultants and others who refer target businesses for mergers into public companies in which management and its affiliates have an interest. Payments would be made if a business combination occurs, and may consist of cash or a portion of the stock in the Company retained by management and its affiliates, or both.

     The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in a business entity which desires to seek the perceived advantages of a corporation which has a class of securities registered under the Exchange Act. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. Management anticipates that it will be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. See "Item F/S, Financial Statements." This lack of diversification should be considered a substantial risk to the shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

     The Company will not restrict its search for any specific kind of business entity, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

     The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

     The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Management believes (but has not conducted any research to confirm) that there are business entities seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, providing liquidity for shareholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

     The Company has, and will continue to have, no capital with which to provide cash or other assets to the owners of business entities. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a public company without incurring the cost and time required to conduct an initial public offering. Management has not conducted market research and is not aware of statistical data to support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

     The analysis of new business opportunities will be undertaken by, or under the supervision of, the sole officer and director of the Company, who is not a professional business analyst. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; the nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. This discussion of the proposed criteria is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities.

     The Company may enter into a business combination with a business entity that desires to establish a public trading market for its shares. A target company may attempt to avoid what it deems to be adverse consequences of undertaking its own public offering by seeking a business combination with the Company. Such consequences may include, but are not limited to, time delays of the registration process, significant expenses to be incurred in such an offering, loss of voting control to public shareholders or the inability to obtain an underwriter or to obtain an underwriter on satisfactory terms.

     Management of the Company, which in all likelihood will not be experienced in matters relating to the business of a target company, will rely upon its own efforts in accomplishing the business purposes of the Company. Outside consultants or advisors may be utilized by the Company to assist in the search for qualified target companies. If the Company does retain such an outside consultant or advisor, any cash fee earned by such person will need to be assumed by the target company, as the Company has limited cash assets with which to pay such obligation.

     A potential target company may have an agreement with a consultant or advisor providing that services of the consultant or advisor be continued after any business combination. Additionally, a target company may be presented to the Company only on the condition that the services of a consultant or advisor be continued after a merger or acquisition. Such preexisting agreements of target companies for the continuation of the services of attorneys, accountants, advisors or consultants could be a factor in the selection of a target company.

     In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is likely that the present management and shareholders of the Company will no longer be in control of the Company. In addition, it is likely that the Company's officer and director will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

     It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination and the Company is no longer considered a blank check company. Until such time as this occurs, the Company will not register any additional securities. The issuance of additional securities and their potential sale into any trading market which may develop in the Company's securities may depress the market value of the Company's securities in the future if such a market develops, of which there is no assurance.

     While the terms of a business transaction to which the Company may be a party cannot be predicted, it is expected that the parties to the business transaction will desire to avoid the creation of a taxable event and thereby structure the acquisition in a "tax-free" reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended (the "Code").

     With respect to any merger or acquisition negotiations with a target company, management expects to focus on the percentage of the Company which target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage of ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's shareholders at such time.

     The Company will participate in a business opportunity only after the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, and will include miscellaneous other terms.

     The Company will not acquire or merge with any entity which cannot provide audited financial statements at or within a reasonable period of time after closing of the proposed transaction. The Company is subject to all of the reporting requirements included in the Exchange Act. Included in these requirements is the duty of the Company to file audited financial statements as part of or within 60 days following its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target company, the closing documents may provide that the proposed transaction will be voidable at the discretion of the present management of the Company.

Results of Operations

     During the period from May 27, 1999 (inception) through April 30, 2000, the Company has engaged in no significant operations other than organizational activities and acquisition of the rights to market Biocatalyst. No revenues were received by the Company during this period.

     For the current fiscal year, the Company anticipates incurring a loss as a result of organizational expenses, expenses associated with registration under the Securities Exchange Act of 1934, and expenses associated with setting up a company structure to begin implementing its business plan. The Company anticipates that until these procedures are completed, it will not generate revenues other than interest income, and may continue to operate at a loss thereafter, depending upon the performance of the business.

Liquidity and Capital Resources

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. Consequently, the Company's balance sheet as of April 30, 2000 reflects current assets of $0.

     The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

     The Company will need additional capital to carry out its business plan to engage in a business combination. No commitments to provide additional funds have been made by management or stockholders. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all. Irrespective of whether the Company's cash assets prove to be inadequate to meet its operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

PART II   Other Information

Item 4.    Submission of Matters to a Vote of Security Holders

On February 18, 2000, the shareholders of the Company held a special meeting at which they unanimously elected James L. Vandeberg the sole director of the Company.

Item 5.    Other Information

The following table sets forth, as of February 18, 2000 and May 5, 2000, the Company's outstanding Common Stock owned of record or beneficially by each Executive Officer and Director and by each person who owned of record, or was known by the Company to own beneficially, more than 5% of the Company's Common Stock, and the shareholdings of all Executive Officers and Directors as a group. Each person has sole voting and investment power with respect to the shares shown.

----------------------------------------------------------------------------------------------------
                                                                                 Percentage of
Name                                                            Shares Owned     Shares Owned
----------------------------------------------------------------------------------------------------
James L. Vandeberg, President, Secretary, Treasurer and            1,125,000           45%
Director
1601 Fifth Avenue, Suite 2100
Seattle, Washington 98101

Kinne F. Hawes                                                     1,125,000           45%
One Union Square, Suite 2424
600 University Street
Seattle, Washington 98101

Chapin E. Wilson                                                     250,000           10%
1601 Fifth Avenue, Suite 2100
Seattle, Washington 98101
----------------------------------------------------------------------------------------------------
ALL EXECUTIVE OFFICERS & DIRECTORS AS A GROUP (1 Individual)       1,125,000           45%
----------------------------------------------------------------------------------------------------

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits.

          Exhibit No.    Description
          -----------    -----------
             27.1        Financial Data Schedule


                                   Signature

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 5, 2000                     Kilimanjaro Group.com Inc.


                                       By:  /s/ James L. Vandeberg
                                           ----------------------------------
                                           James L. Vandeberg, President
                                           (Principal Executive Officer)